Form 10-K
period 2016-12-31
GM Financial Automobile Leasing Trust 2016-1
filed 2017-03-20
CIK 1666962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission file number of the issuing entity: 333-207859-02

CIK number of issuing entity: 0001666962

GM FINANCIAL AUTOMOBILE LEASING TRUST 2016-1

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-201577

CIK number of depositor: 0001631055

GMF LEASING LLC

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

CIK number of sponsor: 0001002761

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	81-6236166
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3500
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 302-7000

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this registrant

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 4, 2016, between GM Financial Automobile Leasing Trust 2016-1 and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 4.3	Amended and Restated Trust Agreement, dated as of January 4, 2016, between GMF Leasing LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 4.5	2016-1 Exchange Note Supplement, dated as of January 4, 2016, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.1	2016-1 Exchange Note Sale Agreement, dated as of January 4, 2016, between AmeriCredit Financial Services, Inc., d/b/a GM Financial and GMF Leasing LLC, as Depositor (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.2	2016-1 Exchange Note Transfer Agreement, dated as of January 4, 2016, between GMF Leasing LLC., as Transferor and GM Financial Automobile Leasing Trust 2016-1, as Transferee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.4	2016-1 Servicing Supplement, dated as of January 4, 2016, among ACAR Leasing Ltd, as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee, (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.5	Asset Representations Review Agreement, dated as of January 4, 2016, among GM Financial Automobile Leasing Trust 2016-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial and Clayton Fixed Income Services LLC, as Asset Representation Reviewer (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2016.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

(c)	Not Applicable.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM

10-K:

ITEM 1112(b) OF REGULATION AB. (SIGNIFICANT OBLIGORS OF POOL ASSETS)

There is no single obligor that represents more than 10% of the pool assets.

ITEM 1114(b)(2) OF REGULATION AB. (CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION))

There is no external credit enhancement or other support provider that is liable to provide payments supporting any notes or certificates issued by the Issuing Entity.

ITEM 1115(b) OF REGULATION AB. (CERTAIN DERIVATIVE INFORMATION (FINANCIAL INFORMATION))

No entity provides any derivative instruments that are used to alter the payment characteristics of the cash flows from the Issuing Entity.

ITEM 1117 OF REGULATION AB. (LEGAL PROCEEDINGS)

As a consumer finance company, the sponsor is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the sponsor could take the form of class action complaints by consumers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

In July 2014, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, General Motors Financial Company, Inc. (“General Motors Financial”), immediate parent of the sponsor, was served with a subpoena by the U.S. Department of Justice directing it to produce certain documents relating to its and its subsidiaries’ and affiliates’ origination and securitization of subprime automobile loans since 2007. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. General Motors Financial has subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its consumer auto loan business and securitization of auto loans. General Motors Financial is investigating these matters internally and believes it is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties.

No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect General Motors Financial or any of its subsidiaries and affiliates, including the servicer, or the interests of the noteholders or the servicer’s ability to perform its duties under the transaction documents.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities, (“RMBS”), trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities RMBS trusts, (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and U.S. Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that Wells Fargo caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court Judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed.

On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Compliant”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2016.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, GMF Leasing LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	GMF LEASING LLC,
as Depositor

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President and Chief Financial Officer
Dated: March 15, 2017

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

EXHIBIT INDEX

GMF AUTOMOBILE LEASE TRUST 2016-1

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 4, 2016, between GM Financial Automobile Leasing Trust 2016-1 and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 4.3	Amended and Restated Trust Agreement, dated as of January 4, 2016, between GMF Leasing LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 4.5	2016-1 Exchange Note Supplement, dated as of January 4, 2016, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.1	2016-1 Exchange Note Sale Agreement, dated as of January 4, 2016, between AmeriCredit Financial Services, Inc., d/b/a GM Financial and GMF Leasing LLC, as Depositor (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.2	2016-1 Exchange Note Transfer Agreement, dated as of January 4, 2016, between GMF Leasing LLC., as Transferor and GM Financial Automobile Leasing Trust 2016-1, as Transferee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.4	2016-1 Servicing Supplement, dated as of January 4, 2016, among ACAR Leasing Ltd, as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee, (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.5	Asset Representations Review Agreement, dated as of January 4, 2016, among GM Financial Automobile Leasing Trust 2016-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial and Clayton Fixed Income Services LLC, as Asset Representation Reviewer (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2016.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.