Form 10-K
period 2017-12-31
GM Financial Automobile Leasing Trust 2016-1
filed 2018-03-27
CIK 1666962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Securities Registered Pursuant to Section 12 (b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this registrant.

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 4, 2016, between GM Financial Automobile Leasing Trust 2016-1 and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 4.3	Amended and Restated Trust Agreement, dated as of January 4, 2016, between GMF Leasing LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 4.5	2016-1 Exchange Note Supplement, dated as of January 4, 2016, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 4.6	Second Amended and Restated Credit and Security Agreement, dated as of January 24, 2018, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent.

Exhibit 10.1	2016-1 Exchange Note Sale Agreement, dated as of January 4, 2016, between AmeriCredit Financial Services, Inc., d/b/a GM Financial and GMF Leasing LLC, as Depositor (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.2	2016-1 Exchange Note Transfer Agreement, dated as of January 4, 2016, between GMF Leasing LLC., as Transferor and GM Financial Automobile Leasing Trust 2016-1, as Transferee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.4	2016-1 Servicing Supplement, dated as of January 4, 2016, among ACAR Leasing Ltd, as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee, (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.5	Asset Representations Review Agreement, dated as of January 4, 2016, among GM Financial Automobile Leasing Trust 2016-1, AmeriCredit Financial Services, Inc., d/b/a GM Financial and Clayton Fixed Income Services LLC, as Asset Representation Reviewer (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2016-1 (File No. 333-207859-02) with the SEC on March 2, 2016).

Exhibit 10.6	Third Amended and Restated Servicing Agreement, dated as of January 24, 2018, among ACAR Leasing Ltd., as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer, APGO Trust, as Settlor, and Wells Fargo Bank, National Association, as Collateral Agent.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2017.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

(c) Not Applicable.

ITEM 16. FORM 10-K SUMMARY

None.

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

ITEM 1117 OF REGULATION AB. (LEGAL PROCEEDINGS)

The sponsor is subject to various pending and potential legal and regulatory proceedings in the ordinary course of business, including litigation, arbitration, claims, investigations, examinations, subpoenas and enforcement proceedings. Some litigation against the sponsor could take the form of class actions. The outcomes of these proceedings are inherently uncertain, and thus no prediction can be confidently given on how or when these proceedings will be resolved. An adverse outcome in one or more of these proceedings could result in substantial damages, settlements, fines, penalties, diminished income or reputational harm to the sponsor, and could materially and adversely affect the interest of the noteholders or the servicer’s ability to perform its duties under the transaction documents. The proceedings identified below are those in connection with which the sponsor believes a material loss is reasonably possible or probable.

In 2014 and 2015, General Motors Financial Company, Inc. was served with investigative subpoenas from various state attorneys general and other governmental offices to produce documents and data relating to its automobile loan and lease business and securitization of loans and leases. General Motors Financial Company, Inc. believes that it has cooperated fully with all reasonable requests for information.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities, (“RMBS”), trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts, (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and U.S. Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court Judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York State Court. In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park.

With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigation on Wells Fargo Bank or the RMBS trusts.

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122	OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2017.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123	OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, GMF Leasing LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	GMF LEASING LLC,
as Depositor

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President and Chief Financial Officer
Dated: March 15, 2018

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